Form 10KSB
period 2001-12-31
RIVERSIDE RV RENTALS INC
filed 2002-03-29
CIK 1144146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB





[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001
                                  -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from               to
                                         ----------------    -----------------

Commission File Number: 000-49627

                           Riverside RV Rentals, Inc.
                          ----------------------------
             (Exact name of registrant as specified in its charter)

Nevada                                                              45-0460096
------                                                              ----------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

404 Beretta Street, Mandan, North Dakota                                 58554
------------------------------------------------------------------------------
(Address of principal executive offices)                            (Zip Code)
                                 (701) 391-2267
              (Registrant's Telephone Number, Including Area Code)



Securities registered under Section 12(b) of the Act:


 Title of each class registered:     Name of each exchange on which registered:
 -------------------------------     ------------------------------------------

               None                                     None
               ---                                      ----

Securities registered under Section 12(g) of the Act:

                  Common Stock, Par Value $.001
                  -----------------------------
                         (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


State issuer's revenues for its most recent fiscal year. $54,944.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 26, 2002, approximately $0.

As of March 26, 2002, there were 5,343,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):

                    [ ]  Yes      [X]  No

                                     PART I

Item 1. Description of Business.
--------------------------------

Our Background. We were formed as Riverside RV Rental in April 1997 as a sole proprietorship. Riverside RV Rental began operating in Mandan, North Dakota after being acquired by Richard and Patricia Frohlich in 1998. Richard and Patricia Frohlich began running Riverside RV Rental in January of 1998. They started off with 2 camper and recreational vehicles (RV). After realizing some success, Riverside RV Rental purchased an additional RV. Riverside RV Rental experienced relatively brisk business through the months of May through December 1998. Most of the advertising was done by word of mouth. In other words, our customers, and friends and family members spread the word about our services. A portion of our business was generated by referrals from local RV dealers. Following our first year of operation, we purchased a fourth RV. We also upgraded one of our existing RV's. During the calendar year 2000, we began to advertise in local newspapers and on the local radio stations. During the 2000 season, we enjoyed brisk business from around May to February. In 2000, one of our RV's was leased for the entire month of June and the entire month of February. Beginning in 2001, we decided to purchase another RV as we felt our customer base was expanding. In the beginning of 2001, a local RV rental facility went out of business. Customers were referred to us from this failed enterprise. During the year 2001, we had RV's leased each month.

On March 1, 2001, we incorporated in Nevada as Riverside RV Rentals, Inc. On March 5, 2001, we acquired all of the assets of Riverside RV, the sole proprietorship owned by Richard and Patricia Frohlich.

Our Business. We are a provider of high quality, reliable RV units to consumers who seek the experience and benefits of a recreational vehicle vacation without the burdens of owning a recreational vehicle. We specialize in motor home and camper rentals for all occasions based on daily, weekly or monthly rental periods. We also maintain or have access to fully-equipped service facilities to support maintenance and repair activities for our rental fleet. We are currently seeking to expand our operations and the geographic area of the markets that we serve.

We believe that there are numerous financial disadvantages to RV ownership. Economic and non-economic factors such as high capital outlay, maintenance, depreciation, storage expenses and buyer's remorse have created the RV rental market as an alternative to RV ownership. New RV units are expensive to purchase and storage can be costly and difficult to locate. Furthermore, new RV's depreciate as much as 20% during the first year of ownership and service and maintenance expenses are frequently difficult and costly to procure. In addition to these factors, many purchasers subsequently realize that their RV purchase does not fit their needs.

RVs are an economical alternative to traditional automobile travel, which generates expenses relating to dining and lodging. We believe that RVs combine transportation, lodging, and cooking facilities while reducing travel expenses without compromising family fun or comfort. We also believe that RVs are a fuel-efficient means of leisure travel because technological advances, including increased aerodynamic designs, lighter weight construction and fuel-efficient engines, have substantially reduced the amount of RV fuel consumption.

Our Recreational Vehicles. Our rental inventory of six RVs range in size from 18 to 31 feet and currently include motor homes, campers and fold down tent trailer units. Our RVs do not require any special driver's license requirements and we believe that our vehicles are as easy to drive as a large car. All of our vehicles are equipped with automatic transmission, power steering and power brakes and most vehicles have cruise control. Our motor homes and truck campers are fully self-contained and equipped with kitchen and bath facilities, heating and air conditioning as well as comfortable sleeping arrangements. For example, each of our motor homes sleeps six and includes a bedroom equipped with a queen-size bed, a fold out couch and a fold down table. Our 28 foot Sunseeker also has a bunk overhead the cab and will sleep up to eight. Our fold down tent camper sleeps up to seven and includes one king sized bed, one queen sized bed, a fold down table, as well as a refrigerator and a portable toilet. All of the motor homes have electric generators, refrigerators, microwave ovens, televisions, and videocassette recorders.

Financing for rental fleeting is available through local banks, or alternative lending sources such as The Associates, Nations Credit, or Bombardier. In addition, Fleetwood, Coachmen, Safari, Gulfstream and other manufacturers understand the growing popularity of the RV rental market and offer attractive rental programs to support dealers' rental efforts. These programs have been put together to help dealers get in and, most importantly, get out of (sell off) the used units at the end of a season or two and typically offer special products, attractive financing and pricing, plus year-end exit strategies. We believe that these programs make it possible for us to provide newer and cleaner rental inventory, thereby increasing the quality of our products and services, and leading to increased profitability.

Advertising and Marketing. We use and intend to continue to use television and radio spots, newspaper ads, and word-of-mouth advertising. Referrals, through retail RV dealerships, travel agencies and word-of-mouth advertising are currently our must productive forms of advertising. Rental services are marketed directly to the consumer and through tour operators and travel agents. We also intend to become a participating sponsor in various fund raising and sporting events. Furthermore, we intend to launch a corporate website in 2002 to generate corporate recognition and interest in our rental services. We anticipate that our proposed website will include product and pricing information, an online reservation system and links to travel specialty websites.

We intend to supplement our advertising program with on-lot promotions and off-lot consumer shows, organized by trade groups and private companies, primarily during the peak-renting season. Our marketing and promotion efforts are year-round and during the fall and winter we will focus our efforts to encourage "snowbirds" and seniors to rent and escape the excessively cold climate in North Dakota. In addition, we propose to offer special motorhome vacations and discounted rates designed to stimulate business in the off-season. The program will include a special package that is based on long-term use and will provide benefits not included in other packages. We intend to participate annually in various consumer RV shows and propose the adoption of an aggressive marketing campaign designed specifically to encourage RV rentals for those few months.

Pricing. Rental fees range from $65 per day to $150 per day, during peak rental seasons, and include a mileage assessment of $0.20 per mile on all RV units, excluding our fold down units. We encourage weekly rental contracts on our motorhomes and campers by providing special rental packages. Incentives such as a free seventh day of rental free or reduced mileage and daily rental rates are established for customers who rent for periods exceeding three days. In addition, we propose to develop comprehensive tour and service packages that include airline and railway connections for fly-drive and rail-drive plans, off-season rates, vacation planning assistance, personal guided tours and campground discounts. By bundling our services, we hope to increase the value of our services by making RV leisure travel more cost-effective and convenient for the renters.

Our rental terms prohibit smoking or pets and require that a $250 deposit be made at the time of reservation. The deposit is intended to cover damages including, but are not limited to, interior or exterior damages, loss of equipment, refueling of gasoline and propane tanks, use of the generator over and above the contracted hours, holding tank dump charge, or interior or exterior cleaning charges. A cancellation fee of $100 is automatically deducted from the deposit upon cancellation, and the entire deposit amount is forfeited if the cancellation is exacted within seven days prior to the proposed rental date. The entire amount of the deposit is also forfeited if the RV is not returned by 11 a.m. on the scheduled date of return. All drivers must be at least 25 years of age or older and no special licenses are required to drive the RV other than a valid driver's license and insurance.

Business and Expansion Strategy. Our primary goal is to become the leading provider of recreation vehicle rentals in the United States with the capability of serving customers through a nationwide network of rental facilities. Our strategies to increase revenue, reduce costs and achieve our goals include a gradual expansion of our service facilities, fleet and staffing.

In order for us to grow enough to realize year-around profitability, we must expand into markets with warmer climates which are more conducive to the RV rental business. To overcome this obstacle we are proposing to expand our operations by establishing a rental facility in Portland, Oregon and in Golden, Colorado by the fourth quarter of 2002. These locations have been selected for their warm climates and large surrounding population base. We believe that by diversifying our market territory we will be able to stabilize our revenue stream and sustain the year-round operations of all our locations.

No specific expansion activities have taken place. However, we have internally discussed our expansion plans. As part of our future expansion plans, we hope to raise enough money to purchase additional RV's, hire sufficient staff to maintain any additional vehicles and expand our marketing capabilities. We are also conducting preliminary studies on additional service areas. We also plan to attend the Lewis and Clark Trail Centennial in North Dakota to promote the company. We also plan to work with the North Dakota State Tourism, the North Dakota Chamber of Commerce and the North Dakota Historical Society to promote our services. However, we will not be able to expand unless we raise additional working capital to expand. If we do not realize additional revenue, we will likely need to raise additional funds through the sale of our common stock. There is no guarantee that we will be able find investors willing to purchase our stock. Moreover, there is no guaranty that we will be able to arrange for other alternative sources of financing. Our inability to generate working capital will harm our ability to expand our operations.

Growth strategy. We intend to increase our revenue and our share of the RV rental market by pursuing various opportunities available to us, including the ability to:

o provide customers with access to timely, reliable repair and maintenance services;
o enter into new geographical markets by establishing additional rental locations in strategic areas of the nation;
o            increase our presence in geographic markets we currently serve;
o increase our access to popular, high-quality product lines and models;
o            expand our repair and maintenance services capacity;
o offer customers access to a broader inventory selection of rental vehicles by increasing the size and number of our rental fleet; using our increased purchasing power to reduce financing and insurance costs and to strengthen our relationships with RV manufacturers;
o centralizing certain administrative functions (such as purchasing, accounting, financing, insurance, employee benefits and legal support) which will provide local management with more time to focus on sales and operations;
o establish inventory management practices that will reduce costs and increase revenue, such as shifting inventory to locations in regions of the country experiencing their peak renting seasons from those experiencing off-season reductions in rentals;
o create name recognition for "Riverside RV Rentals" using national and regional marketing campaigns including focused media and print advertising, prominent displays at trade shows, telemarketing programs, newsletters and an Internet web site;
o standardizing our computer and information systems which will improve inventory management, purchasing and financial reporting and provide customer tracking and real-time rental information.
o develop customer loyalty through supporting local, regional and national camping events and establishing our own newsletter, with incentives for members; and
o adopt innovative sales and customer service training procedures and programs, designed to increase customer satisfaction and result in a higher sales of rental contracts.

Competition. We currently have no competition in Mandan, North Dakota, and therefore enjoy referrals from local area RV dealers. Accordingly, the lack of competition gives us a large market share of the RV rental market in the Mandan and Bismarck area of North Dakota. The local Mandan, North Dakota market however is limited because the cold climate shortens the RV peak rental season which typically begins May 15 and ends September 15. Accordingly, it is difficult to generate revenues sufficient to sustain operations for the entire year. There are significant competitive factors in the RV rental industry including, but not limited to, vehicle availability, price, service, reliability, and quality of service and convenience. We believe that we are competitive in all of these categories. The RV rental industry is sensitive to geographic location of their clients. We anticipate that as we expand our operations in other geographic areas, we will compete against businesses which are more visible and well known than we are. We also compete with other leisure and vacation activities in the Mandan area.

Insurance. We have obtained insurance coverage for our rental location in Mandan, North Dakota. Our insurance has been obtained by us annually on a competitive bid basis, at what we believe to be reasonable premium rates. The applicable premium rates have been increasing slightly, however, but we do not believe that such increases will have a material adverse effect on our business in the foreseeable future.

Government Regulation. Our rental and service facilities are subject to federal, state and local laws and regulations concerning environmental matters. These laws and regulations affect the storing, dispensing and discharge of petroleum based products and other waste, and affect our ability to secure permits for full service rental operations and in the ongoing conduct of such operations. The securing of permits and compliance with all laws and regulations can be costly, and could affect our earnings. Further, our current facility and each of our proposed rental facilities must comply with the requirements of local governmental bodies concerning zoning, land use, and environmental factors. State and local laws and regulations also require each dealership to obtain licenses to operate as a dealer in recreational vehicles. We have obtained all necessary licenses and permits and believe that we are in full compliance with all federal, state and local laws and regulations. Furthermore, we are not aware of any material capital expenditures necessary for compliance with any federal, state or local laws and regulations.

Employees. As of March 26, 2002, we have two full time employees and three part time employees. We believe that we have a positive relationship with our employees and we are not a party to any collective bargaining agreements. We anticipate entering into employment contracts with Richard Frohlich and Patricia Frohlich.

Facilities. Our headquarters are located at 404 Beretta Street, Mandan, North Dakota 58554. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required. We do not own any real estate.

Item 2.  Description of Property.
---------------------------------

Property held by Us. As of the date specified in the following table, we held the following property:

============================================= ======================
                  Property                      December 31, 2001
--------------------------------------------- ----------------------
Cash                                                         $1,318
--------------------------------------------- ----------------------
Property and Equipment, net                                $106,119
============================================= ======================

The components of property and equipment consist of the following at December 31, 2001:

============================================= =======================
Office Equipment                                              $2,712
--------------------------------------------- -----------------------
Recreational Vehicles                                       $190,007
--------------------------------------------- -----------------------
Less: Accumulated Depreciation (1)                         $(86,600)
--------------------------------------------- -----------------------
Intangibles and Other Assets                                 $36,000
--------------------------------------------- -----------------------
Total Assets                                                $143,437
============================================= =======================

(1)Depreciation is recorded based on the useful life of the fixed assets. The useful life of the equipment is seven years. The useful life of the vehicles is five years.

Our Facilities. Our executive, administrative and operating offices are located at 404 Beretta Street, Mandan, North Dakota 58554. We do not presently own any interests in real estate.

Item 3.  Legal Proceedings.
---------------------------

There are no legal actions pending against us nor are any legal actions contemplated by us at this time, except for the following:

In July 2001, we were contacted by the State of North Dakota Securities Commissioner regarding the sale of our securities in North Dakota. The North Dakota Securities Commissioner requested certain information, including, but not limited to, information on all persons who purchased our shares in the State of North Dakota and the dates of those purchases. In August 2001, we provided responses to the State of North Dakota's inquiries. The North Dakota Securities Commissioner believes that we failed to timely notify the North Dakota Securities Commissioner of securities sales pursuant to Rule 506 of Regulation
D. In September 2001, we signed a consent order and paid a fine of $2,000.

The total number of shares that were sold in North Dakota and are subject to the decree is 59,000 shares of our common stock. The aggregate amount of the securities sold was $29,500. The number of investors in North Dakota that were affected by the decree is twenty seven.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

Not applicable.

                                     PART II

Item 5.  Market Price for Common Equity and Related Stockholder Matters.
------------------------------------------------------------------------

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC. The public may read and copy any materials filed with the SEC at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

Our securities are not listed for trading on any exchange or quotation service. However, as a reporting company, we are required to comply with the timely disclosure policies of the Securities and Exchange Commission. Such requirements include the timely disclosure of a material change or fact with respect to our affairs and the making of required quarterly and annual filings.

In February 2002, our registration statement on Form SB-2 to register 1,343,000 shares of common stock held by our shareholders was declared effective by the SEC. The approximate number of holders of record of shares of our common stock is thirty eight. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock.

There have been no cash dividends declared on our common stock. Dividends are declared at the sole discretion of our Board of Directors.

Penny Stock Regulation. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

o a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
o a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;
o a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
o            a toll-free telephone number for inquiries on disciplinary actions;
o definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
o such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

o            the bid and offer quotations for the penny stock;
o the compensation of the broker-dealer and its salesperson in the transaction;
o the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
o monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operation.
------------------------------------------------------------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Liquidity and Capital Resources. We had cash of $1,318 as of December 31, 2001. Our total current assets were $1,318 as of December 31, 2001. We believe that our available cash is sufficient to pay our day-to-day expenditures. As of December 31, 2001, our total assets were $143,437 of which our recreational vehicles represent $190,007 and our office equipment represents $2,712. As of December 31, 2001 our accumulated depreciation on property and equipment was $86,600.

Our total current liabilities were $11,425 as of December 31, 2001, of which $2,500 is represented by accounts payable and accrued expenses, and $8,925 is represented by the current portion of our long-term debt. Our long-term debt represented $160,475 of our total liabilities. The long-term debts are for a note payable used to purchase the recreational vehicles that we rent to customers. At December 31, 2001, we also had $30,950 in contingent liabilities in 6% redeemable stock, as a result of the rescission rights held by North Dakota shareholders who purchased our stock for $29,500. Interest accrued on that amount was approximately $1,400 through December 31, 2001. We do not expect those shareholders to exercise their rescission rights. However, there is no guarantee that these shareholders will not exercise their rescission rights. In paying for any rescission, we may be forced to divert funds from other business activities, such as, expansion activities or marketing plans. Any such diversion of funds will harm our ability to expand and earn revenue. If we receive requests for rescission at a time that we do not have sufficient funds to satisfy such requests, we may be forced to significantly curtail or completely discontinue our business activities. If we are forced to discontinue our operations, our shareholders will likely lose their entire investment in us. As of December 31, 2001, we had cash resources of $1,318. At that date, we did not have sufficient funds to satisfy a significant number of requests for rescission. In the event the requests for rescission exceed our cash resources, we may be forced to significantly curtail or discontinue our operations.

Results of Operations.

Revenues. For the year ended December 31, 2001 we had realized revenues of $54,944 from rental services compared to $38,711 for the corresponding period in 2000. We believe that our revenues will remain consistent due to our consistent customer base. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the year ended December 31, 2001, our total operating expenses were $110,330 compared to total operating expenses of $59,822 for the corresponding period in 2000. Those operating expenses were represented by the following: $1,010 in advertising, compared to $850 for the corresponding period in 2000; no expenditures for automobile expenses in 2001, compared to $2,796 for that expense during the corresponding period in 2000; $34,780 for consulting services, which we did not incur during the corresponding period in 2000; $34,150 in depreciation expenses, compared to $32,992 for the corresponding period in 2000; $6,071 for insurance, compared to $4,481 in 2000; $2,004 in occupancy, compared to $815 for 2000; $5,788 for office supplies and expenses compared to $5,749 in 2000; $3,718 for professional fees compared to $1,340 for 2000;$19,935 for repairs and maintenance, compared to $8,174 for 2000;$486 for taxes and licenses, compared to $476 in 2000; $2,388 for telephone and utilities, compared to $2,149 in 2000. For the year ended December 31, 2001, our total operating expenses were $110,330 compared to $59,822 for the corresponding period in 2000. We also had $25 in interest income for the year ended December 31, 2001 compared to $100 for the corresponding period in 2000, and $13,336 in interest expenses for the year ended December 31, 2001, compared to $13,310 for the corresponding period in 2000. For the year ended December 31, 2001, we experienced a net loss of $68,697 compared to a net loss of $34,321 for the corresponding period in 2000. The increase in net loss was primarily due to increased expenses, including increased expenses for consulting services, insurance, occupancy, professional fees, and repairs and maintenance.

Our Plan of Operation for the Next Twelve Months. Our primary goal is to become the leading provider of recreation vehicle rentals in the United States with the capability of serving customers through a nationwide network of rental facilities. Our strategies to increase revenue, reduce costs and achieve our goal primarily include a gradual expansion of our service facilities, fleet and staffing.

In order for us to grow enough to reach year-round profitability, we must expand into markets with warmer climates that are more conducive to the RV rental business. To overcome this obstacle we are proposing to expand our operations by establishing a rental facility in Portland, Oregon and in Golden, Colorado. These locations have been selected for their warm climates and large surrounding population base. We believe that by diversifying our market territory we will be able to stabilize our revenue stream and sustain the year-round operations of all our locations.

We anticipate that we may need to raise additional capital to expand our operations. Such additional capital may be raised through public or private financing as well as borrowings and other sources. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, then our ability to expand our operations will be adversely affected.

We are not currently conducting any research and development activities, and do not anticipate conducting such activities in the near future. In the event that we expand our customer base and serve additional geographic areas, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment and vehicles which can transport the equipment.



Item 7.  Financial Statements
-----------------------------




                           RIVERSIDE RV RENTALS, INC.


                         REPORT AND FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                           RIVERSIDE RV RENTALS, INC.


                                    CONTENTS





                                                                           PAGE
                                                                           ----

Independent Auditor's Report                                                11

Financial Statements

     Balance Sheets                                                         12

     Statements of Operations                                               13

     Statements of Changes in Stockholders' Deficit                         14

     Statements of Cash Flows                                               15

     Notes to Financial Statements                                        16-20

                          Independent Auditor's Report



To the Stockholders of
Riverside RV Rentals, Inc.


         I have audited the accompanying balance sheet of Riverside RV Rentals, Inc. as of December 31, 2001 and the related statements of operations, changes in stockholders' deficit, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

         I conducted my audits in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Riverside RV Rentals, Inc. as of December 31, 2001, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2001 in conformity with generally accepted accounting principles in the United States.



                                         /s/ Quintanilla

                                         A Professional Accountancy Corporation
                                         Irvine, California


                                         February 15, 2002

                           RIVERSIDE RV RENTALS, INC.


                                  BALANCE SHEET

                                DECEMBER 31, 2001



                                     ASSETS
                                     ------
Current assets
   Cash                                                         $         1,318
   Accounts receivable, net                                                 ---
                                                                  -------------
     Total current assets                                                 1,318

Property and equipment
   Recreational vehicles                                                190,007
   Office equipment                                                       2,712
   Less:  accumulated depreciation                                      (86,600)
                                                                  --------------
        Property and equipment, net                                     106,119

Intangibles and other assets                                             36,000
                                                                  -------------
     Total assets                                               $       143,437
                                                                  =============
                      LIABILITIES AND STOCKHOLDER'S DEFICIT
                      -------------------------------------

Current liabilities
   Accounts payable and accrued expenses                        $         2,500
   Current portion of long-term debt                                      8,925
                                                                  -------------
     Total current liabilities                                           11,425

Contingencies

Long-term debt                                                          160,475

6% Redeemable stock, at fair value                                       30,950

Stockholders' Deficit
    Common stock, $.001 par value;
       Authorized shares-- 25,000,000
       Issued and outstanding shares-- 5,343,000                          5,284
    Additional paid-in capital                                            4,000
    Accumulated deficit                                                 (68,697)
                                                                  -------------
    Total stockholders' deficit                                         (59,413)
                                                                  -------------
       Total liabilities and stockholders' deficit              $       143,437
                                                                  =============



                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                           2001                2000
                                                                           -----               ----
Rental income, net                                                  $       54,944      $       38,711

Operating expenses
   Advertising                                                               1,010                 850
   Automobile expense                                                          ---               2,796
   Consulting services                                                      34,780                 ---
   Depreciation                                                             34,150              32,992
   Insurance                                                                 6,071               4,481
   Occupancy                                                                 2,004                 815
   Office supplies and expense                                               5,788               5,749
   Professional fees                                                         3,718               1,340
   Repairs and maintenance                                                  19,935               8,174
   Taxes and licenses                                                          486                 476
   Telephone and utilities                                                   2,388               2,149
                                                                     -------------       -------------
       Total operating expenses                                            110,330              59,822
                                                                     -------------       -------------
Loss from operations                                                       (55,386)            (21,111)

Other income (expense)
   Interest income                                                              25                 100
   Interest expense                                                        (13,336)            (13,310)
                                                                     -------------       -------------
       Total other income (expense)                                        (13,311)            (13,210)
                                                                     -------------       -------------
Loss before provision for income taxes                                     (68,697)            (34,321)

Provision for income tax expense (benefit)                                     ---                 ---
                                                                     -------------       -------------
Net loss/comprehensive loss                                         $      (68,697)     $      (34,321)
                                                                     =============       =============
Pro forma net loss per common share-- basic and diluted             $        (0.01)     $        (0.01)
                                                                     =============       =============
Pro forma weighted average of common shares-- basic and diluted          5,332,000           5,280,000
                                                                     =============       =============





                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                        Common Stock              Additional
                                 ---------------------------        Paid-In       Accumulated
                                    Shares          Amount          Capital         Deficit           Total
                                 ------------    -----------      ----------      ----------       ----------
Balance, December 31, 2000                ---    $       ---     $       ---     $       ---      $       ---

Issuance of common stock,
  March 1, 2001                     3,000,000          3,000             ---             ---            3,000

Issuance of common stock,
  March 5, 2001                     2,280,000          2,280             ---             ---            2,280

Issuance of common stock,
  April 9, 2001                        63,000             63          31,437             ---           31,500

Redeemable common stock                   ---            (59)        (29,441)            ---          (29,500)

Cost of occupancy
  contributed by officer                  ---            ---           2,004             ---            2,004

Net loss/comprehensive loss               ---                            ---         (68,697)         (68,697)
                                  -----------    -----------      ----------      ----------       ----------

Balance, December 31, 2001          5,343,000    $     5,284     $     4,000     $   (68,697)     $   (59,413)
                                  ===========     ==========      ==========      ==========       ==========






                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                 2001               2000
                                                                           --------------     --------------
Cash flows from operating activities
   Net loss                                                                $      (68,697)    $      (34,321)
   Adjustments to reconcile net loss to net cash used in
    operating activities:
    Cost of services paid with common stock                                         2,280                ---
    Depreciation                                                                   34,150             32,992
    Occupancy costs contributed by officer                                          2,004                ---
    Changes in operating assets and liabilities
       Increase in accounts receivable                                                ---                ---
       Increase in accounts payable and accrued expenses                            1,290                210
       Increase (decrease) in rental deposits                                      (2,500)             1,250
                                                                           --------------     --------------
          Net cash provided by (used in) operating activities                     (31,473)               131

Cash flows from investing activities
   Purchases of property and equipment                                             (7,913)           (29,450)
   Net assets contributed by proprietorship, net of cash acquired                  19,355                ---
                                                                           --------------     --------------
          Net cash provided by (used in) investing activities                      11,442            (29,450)

Cash flows from financing activities
   Principal payments on long-term debt                                           (10,372)            (5,555)
   Proceeds from issuance of long-term debt                                           ---             18,992
   Contributions of capital                                                           ---             16,000
   Distributions of capital                                                           ---               (803)
   Proceeds from the issuance of common stock                                      31,500                ---
                                                                           --------------     --------------
          Net cash provided by financing activities                                21,128             28,634
                                                                           --------------     --------------
Net increase (decrease) in cash                                                     1,097               (685)

Cash, beginning of year                                                               221                906
                                                                           ---------------    --------------
Cash, end of year                                                          $        1,318     $          221
                                                                           ===============    ==============
Supplemental disclosure of cash flow information
    Income taxes paid                                                      $          ---     $         ---
                                                                           ===============    ==============
    Interest paid                                                          $       11,886     $        8,273
                                                                           ===============    ==============



                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

         Business Description - Riverside RV Rentals, Inc. (the "Company"), a Nevada corporation, provides high quality, reliable recreational vehicle and camper rentals to its customers for vacations and special occasions. The Company was incorporated on March 1, 2001 and is located in Mandan, North Dakota. The accompanying financial statements for the year ended December 31, 2000 have been prepared solely from the accounts of Riverside RV Rentals, a proprietorship, and the owner represents that they do not include his personal accounts or those of any other operation in which he is engaged.

         Cash Equivalents - For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

         Accounts Receivable - Receivables, if any, represent valid claims against debtors for sales or other charges arising on or before the balance sheet date and are reduced to their estimated net realizable value. An allowance for doubtful accounts is computed on historical experience as a percentage (%) of sales when applicable.

         Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are provided for using the straight-line method over the estimated useful lives of the assets. Recreational vehicles are being depreciated over five (5) years. Maintenance and repairs in the ordinary course of operations are expensed as incurred. Major improvements that increase the estimated useful lives of the assets are capitalized. When property and equipment are sold or retired, the related costs and accumulated depreciation are removed from the accounts and any gain or loss on disposal is recognized accordingly.

         Fair Value of Financial Instruments - The carrying amount of the Company's financial instruments, which includes cash, accounts receivable, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

         Recognition of Revenue - The Company records rental income upon completion of the rental term, fee is fixed or determinable, and collectibility is reasonably assured. The Company requires an advanced deposit of $250 for all of its vehicles with the estimated rental amount of the trip due at time of pick-up. Adjustments to the estimated rental amount for general maintenance, including gas, cleaning, damages and other ancillary charges, are due upon return of the vehicle when applicable.

         Income Taxes - Income tax expense is based on pre-tax financial accounting income. The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

         For the year ended December 31, 2000, the proprietorship itself was not a taxpaying entity for purposes of federal and state income taxes. Federal and state income taxes of the proprietor are computed on his total income from all sources; accordingly, no provision for income taxes is made in these statements. On March 1, 2001, the Company incorporated as discussed in Note 6.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



Note 1 - BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Net Loss per Common Share - Pursuant to its subsequent incorporation on March 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 requires the reporting of basic and diluted earnings/loss per share. Basic loss per share is calculated by dividing net income (loss) by the weighted average number of outstanding common shares during the year. The pro forma net income
(loss) per common share is presented for analysis purposes within the Company's statements of operations in accordance with SFAS 128.

         Comprehensive Income/Loss - The Company applies Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for the reporting and display of comprehensive income, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the period ended December 31, 2001, the Company had no other components of its comprehensive income other than net income as reported on the statement of income.


         Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 -CONTINGENCIES

         The Company occupies office space within an officer's (and founder's) residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statements of operations for each respective year ending December 31, 2001 and 2000.

         As shown in the accompanying financial statements, the Company has incurred a net operating loss of $68,647 for the year ended December 31, 2001. Management's plans to mitigate its losses in the near term through the significant reduction of legal and professional fees that were incurred upon incorporation; for the preparation of the Company's Private Offering Memorandum; and for the performance of audit and review services. By having completed its registration process over the last six months, the Company has positioned itself to focus on securing its revenues sources, and management currently expects to meet its revenue targets for the remainder of 2002. In addition, should management determine it necessary, the Company will seek to obtain additional financing through the issuance of common stock and increase of ownership equity.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 3 - ACCRUED EXPENSES

         Accrued Wages and Compensated Absences - The Company currently does not have any employees. The founder and officer have provided the majority of development costs and services to the Company. As such, there is no accrual for wages or compensated absences as of December 31, 2001 and 2000.



Note 4 - LONG-TERM DEBT

         At December 31, 2001, the Company held two (2) notes payable to a bank, secured by recreational vehicles, and each bearing interest at 8.5%. The aggregate monthly payment under the terms of the agreements is approximately $2,000 with the final payments due September 2007 and December 2014, respectively.

         The aggregate maturities of long-term debt as detailed above for each of the five years subsequent to December 31, 2001 are as follows:

           2002                                                      $   8,925
           2003                                                          9,715
           2004                                                         10,573
           2005                                                         11,508
           2006                                                         12,525
           Thereafter                                                  116,154
                                                                      --------
                                                                       169,400
           Less: current portion                                        (8,925)
                                                                      --------
           Long-term debt                                             $160,475
                                                                      ========



NOTE 5 - COMMON STOCK

         On March 1, 2001, the Company incorporated within the State of Nevada. Pursuant to its incorporation, the founder of the corporation contributed the net assets of the predecessor proprietorship to the newly formed corporation in exchange for 3,000,000 shares of common stock with a par value of $0.001. Also, the Company issued an additional 2,280,000 for consulting services rendered in connection with the development of the Company. These shares were also valued at par value because there was no readily available market value at the time the services were rendered and all parties considered par value a reasonable estimate of fair value.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE 5 - COMMON STOCK (Continued)

         On May 31, 2001, the Company completed a "best efforts" offering of its common stock pursuant to the provisions of Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated by the Securities and Exchange Commission. In accordance with the Private Placement Memorandum Offering, which was initiated on March 30, 2001, the Company issued 63,000 shares of its common stock at $0.50 per share for a total of $31,500.


NOTE 6 - 6% REDEEMABLE STOCK

         In September 2001, the Company's North Dakota stockholders were granted rescission rights by the North Dakota Securities Commissioner in connection with their purchases of the Company's common stock under its March 30, 2001 Private Placement Memorandum due to the Company's failure to timely file the Offering document with that state. As a result, the Company was fined $2,000 and would be required to return the North Dakota stockholders' investments, with interest computed at an annual rate of 6% from the date of their investments, should the stockholders (individually or in the aggregate) exercise these rights. Accordingly, these amounts have been separately stated on the Company's balance sheet pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and it's Financial Reporting Policy ("FRC"), P. 211.01. The total amount received by the Company from its North Dakota stockholders was $29,500. Interest accrued on this amount was approximately $1,400 through December 31, 2001. Management does not currently expect the North Dakota stockholders to exercise their rights.


NOTE 7 - RELATED PARTY TRANSACTIONS

         As previously detailed in Note 4, the Company issued shares of its common stock in exchange for net assets contributed and consulting services rendered by current officers and directors of the Company.

         The Company occupies office space provided by its officer. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the year ended December 31, 2001 and are considered additional contributions of capital by the officer and the Company.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



Note 8 - INTANGIBLES AND OTHER ASSETS

         Intangibles and other assets consist of the net assets contributed in excess of liabilities assumed to the Company by the predecessor proprietorship upon incorporation on March 1, 2001. On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142") that detailed among other provisions, certain criteria for recognizing goodwill and other intangible assets. In addition, SFAS 142 requires the cessation of goodwill amortization for transactions closing after June 30, 2001, with complete cessation by January 1, 2002. The Company has yet to determine the impact and the allocation between goodwill and other identifiable intangible assets on its financial position and operating results, but expects to test the amount presented on its balance sheet as of December 31, 2001 for impairment upon implementation on January 1, 2002 and at the end of the first quarter of 2002. The Company believes that the current amortization of this amount is immaterial in relation to the Company financial position and the results of its operations until SFAS 142 is fully implemented.



Note 9 - INCORPORATION AND ACQUISITION OF NET ASSETS

         On March 1, 2001, the Company incorporated within the State of Nevada. Pursuant to its incorporation, the proprietor contributed the net assets of the Company to the newly formed corporation in exchange for 3,000,000 shares of common stock with a par value of $0.001. The assets and related liabilities of the Company were contributed at approximate fair value to the new corporation as follows:

               Assets                                         $    220,000
               Liabilities assumed                                (185,769)
                                                              ------------
               Net assets contributed                         $     34,231
                                                              ============

Item 8.  Changes in and Disagreements with Accountants.
-------------------------------------------------------

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons.
----------------------------------------------------------------------

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

 ====================== ============== ========================================
 Name                        Age       Position
 ---------------------- -------------- ----------------------------------------
 Richard Frohlich             46       President, Treasurer and a Director
 ---------------------- -------------- ----------------------------------------
 Patricia Frohlich            45       Vice President, Secretary and a Director
 ---------------------- -------------- ----------------------------------------
 Thomas Frohlich              76       Director
 ====================== ============== ========================================

Richard Frohlich. Mr. Frohlich has been our President, Treasurer and one of our directors since our inception. For the past three years, Mr. Frohlich has been responsible for our day-to-day operations and recreational vehicle maintenance. Mr. Frohlich is also responsible for developing our referral program and cultivating positive working relationships with local recreational vehicle dealers, travel agencies and our current clientele. Since 1993, Mr. Frohlich has also worked at Amoco Oil Refinery as an operator and relief supervisor. Mr. Frohlich is currently employed with Amoco Oil Refinery as an operator specialist in the company's combination unit. Mr. Frohlich is not currently, and never has been, an officer or director of any reporting company.

Patricia Frohlich. Mrs. Frohlich has been our Vice President, Secretary, and one of our directors since our inception. Mrs. Frohlich has been responsible for day-to-day operations such as invoicing, accounts payable, accounts receivable, payroll, and all aspects of office management. In 1996, Mrs. Frohlich began working at West River Head Start as a teacher's assistant and is currently a co-teacher. Mrs. Frohlich is not currently, and never has been, an officer or director of any reporting company.

Thomas Frohlich. Mr. Frohlich is one of our founding shareholders and one of our directors since our inception. Mr. Frohlich worked professionally as a plumber for 27 years until his retirement in 1986. Mr. Frohlich has extensive experience and knowledge in the field of customer relations and vehicle maintenance. Between 1986 and 2000, Thomas was employed as a custodian at the Morton County Court House. Mr. Frohlich is not currently, and never has been, an officer or a director of any reporting company.

Richard Frohlich is the spouse of Patricia Frohlich. Thomas Frohlich is the father of Richard Frohlich. There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony, nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Our directors will serve until the next annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and serve at the discretion of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance. We believe that our officers, directors, and principal shareholders have filed all reports required to be filed on, respectively, a Form 3 (Initial Statement of Beneficial Ownership of Securities), a Form 4 (Statement of Changes of Beneficial Ownership of Securities), or a Form 5 (Annual Statement of Beneficial Ownership of Securities).

Item 10.  Executive Compensation
---------------------------------

Any compensation received by our officers, directors, and management personnel will be determined from time to time by our board of directors. Our officers, directors, and management personnel will be reimbursed for any out-of-pocket expenses incurred on our behalf.

===================================== ======== ============== ============= ======================== ======================
Name and Principal Position           Year        Annual       Bonus ($)         Other Annual              All Other
                                                Salary ($)                     Compensation ($)          Compensation
------------------------------------- -------- -------------- ------------- ------------------------ ----------------------
Richard Frohlich - President,
Treasurer                             2001        $5,000          None               None                    None
------------------------------------- -------- -------------- ------------- ------------------------ ----------------------
Patricia Frohlich - Vice President,
Secretary                             2001        $5,000          None               None                    None
===================================== ======== ============== ============= ======================== ======================

Compensation of Directors. Our directors who are also our employees receive no extra compensation for their service on our Board of Directors.

Employment Contracts. We anticipate that we will enter into employment contracts with Richard Frohlich, although we currently do not have plans, agreements, understandings or arrangements at this time.

Stock Option Plan. We anticipate that we will adopt a stock option plan in or around the fourth quarter of 2002. Pursuant to our proposed stock option plan, shares of our common stock will be reserved for issuance to satisfy the exercise of options. The stock option plan will be designed to retain qualified and competent officers, employees, and directors. Our Board of Directors, or a committee thereof, shall administer the stock option plan and will be authorized, in its sole and absolute discretion, to grant options thereunder to all of our eligible employees, including officers, and to our directors, whether or not those directors are also our employees. Options will be granted pursuant to the provisions of the stock option plan on such terms, subject to such conditions and at such exercise prices as shall be determined by our Board of Directors. Options granted pursuant to the stock option plan shall not be exercisable after the expiration of ten years from the date of grant.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 26, 2002 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class      Name of Beneficial Owner           Amount and Nature of Beneficial Owner        Percent of Class
----------------    -------------------------------    --------------------------------------    ------------------------
Common Stock        Richard Frohlich                       1,500,000 shares, President,                      28.1%
                    404 Beretta Street,                         Treasurer, Director
                    Mandan, North Dakota 58554
Common Stock        Patricia Frohlich                    1,500,000 shares, Vice President,                   18.7%
                    404 Beretta Street,                         Secretary, Director
                    Mandan, North Dakota 58554
Common Stock        Thomas Frohlich                         1,000,000 shares, Director                       18.7%
                    104 14th Avenue, NW
                    Mandan, North Dakota 58554
Common Stock                                                All officers and directors                       74.9%
                                                                    as a group

Patricia Frohlich is the spouse of Richard Frohlich and therefore owns collectively with Richard Frohlich 3,000,000 shares or 56.2% of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control. Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-B.

Item 12.  Certain Relationships and Related Transactions.
---------------------------------------------------------

Related Party Transactions. There have been no related party transactions, except for the following:

On March 5, 2001 we acquired all the assets of Riverside RV Rental, a sole proprietorship owned by Richard and Patricia Frohlich, in exchange for 3,000,000 shares of our Common Stock. Richard and Patricia Frohlich are officers and directors of Riverside RV Rentals, Inc.

Richard Frohlich, our President, and one of our directors, currently provides office space to us at no charge.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

    o    disclosing such transactions in prospectuses where required;
    o disclosing in any and all filings with the Securities and Exchange Commission, where required;
    o    obtaining disinterested directors consent; and
    o    obtaining shareholder consent where required.

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

(a) Exhibit No.
---------------

3.1             Articles of Incorporation*
                (Charter Document)

3.2             Bylaws*

* Included in the registration statement on Form SB-2 filed on October 23, 2001.

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the period covered by this annual report on Form 10-KSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Mandan, North Dakota, on March 26, 2002.

                                   Riverside RV Rentals, Inc.,
                                   a Nevada corporation


                                   By:    /s/ Richard Frohlich
                                          ------------------------------------
                                          Richard Frohlich
                                   Its:   President, Treasurer, and Director



In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Riverside RV Rentals, Inc.

By:      /s/ Richard Frohlich                                 March 26, 2002
         -----------------------------------
         Richard Frohlich
Its:     President, Treasurer, Director


By:      /s/ Patricia Frohlich                                March 26, 2002
         -----------------------------------
         Patricia Frohlich
Its:     Vice President, Secretary, Director


By:      /s/ Thomas Frohlich                                  March 26, 2002
         -----------------------------------
         Thomas Frohlich
Its:     Director