Form 10QSB
period 2002-03-31
RIVERSIDE RV RENTALS INC
filed 2002-05-15
CIK 1144146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                  to
                                          ------------------  -----------------

Commission File Number:  000-49627



                           Riverside RV Rentals, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                45-0460096
------                                                                ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                              Identification No.)

                     404 Beretta Street, Mandan, North Dakota, 58554
                         (Address of principal executive offices)

                                 (701) 391-2267
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as at the latest practical date. As at May 15, 2002, there were 5,343,000 shares of the issuer's $.001 par value common stock issued and outstanding.

Item 1.  Financial Statements
-----------------------------




                           RIVERSIDE RV RENTALS, INC.


                                  BALANCE SHEET

                                 MARCH 31, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
    Cash                                                        $        9,239
    Other current assets                                                   ---
                                                                  ------------
       Total current assets                                              9,239

Property and equipment
   Recreational vehicles                                               190,007
   Office equipment                                                      2,712
   Less:  accumulated depreciation                                     (95,100)
                                                                  ------------

        Property and equipment, net                                     97,619

Intangibles and other assets                                            36,000
                                                                  ------------
          Total assets                                          $      142,858
                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Accounts payable and accrued expenses                       $          975
    Rental deposits                                                      5,500
    Current portion of long-term debt                                    9,250
                                                                  ------------
       Total current liabilities                                        15,725

Contingencies                                                              ---

Long-term debt                                                         159,758

6% Redeemable stock, at fair value                                      31,450

Stockholders' Deficit
    Common stock, $.001 par value;
       Authorized shares-- 25,000,000
       Issued and outstanding shares-- 5,343,000                         5,284
    Additional paid-in capital                                           6,850
    Accumulated deficit                                                (76,209)
                                                                  ------------
       Total stockholders' deficit                                     (64,075)
                                                                  ------------
          Total liabilities and stockholders' deficit           $      142,858
                                                                  ============




                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED MARCH 31,
                                                                   ------------------------------------
                                                                        2002                 2001
                                                                   ---------------      ---------------
Net rental revenues                                                $         7,650      $         6,765

Operating expenses
     Advertising                                                               225                   57
     Consulting services                                                       ---                2,280
     Depreciation                                                            8,500                8,000
     Insurance                                                               1,452                1,269
     Occupancy                                                                 340                  500
     Office supplies and expense                                               582                  530
     Professional fees                                                       2,850                1,500
     Repairs and maintenance                                                   252                3,885
     Taxes and licenses                                                        481                  312
    Telephone and utilities                                                    480                  634
                                                                   ---------------      ---------------
       Total operating expenses                                             15,162               18,967
                                                                   ---------------      ---------------
Loss from operations                                                        (7,512)             (12,202)

Provision for income tax expense (benefit)                                     ---                  ---
                                                                   ---------------      ---------------
Net loss/comprehensive loss                                        $        (7,512)     $       (12,202)
                                                                   ===============      ===============
Net loss/comprehensive loss per common share-- basic and
    diluted                                                        $           ---      $           ---
                                                                   ===============      ===============
Weighted average of common shares-- basic and diluted                    5,343,000            4,986,000
                                                                   ===============      ===============






                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                               ------------------------------------
                                                                                    2002                 2001
                                                                               ---------------      ---------------
Cash flows from operating activities
    Net loss                                                                   $        (7,512)     $       (15,749)
    Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities
    Depreciation                                                                         8,500                8,000
    Expenses paid and contributed by officer                                             2,850                2,780
    Changes in operating assets and liabilities
       (Decrease) in accounts payable and accrued expenses                              (1,025)              (4,737)
       Increase in rental deposits                                                       5,500                1,750
                                                                               ---------------      ---------------
          Net cash provided (used) by operating activities                               8,313               (7,956)

Cash flows from investing activities
    Purchase of property and equipment                                                     ---               (7,913)
    Net assets contributed by proprietorship                                               ---               19,355
                                                                               ---------------      ---------------
          Net cash provided by investing activities                                        ---               11,442

Cash flows from financing activities
    Principal payments of long-term debt                                                  (392)              (1,844)
                                                                               ---------------      ---------------
          Net cash used by financing activities                                           (392)              (1,844)
                                                                               ---------------      ---------------
Net increase in cash                                                                     7,921                1,642

Cash, beginning of period                                                                1,318                  221
                                                                               ----------------     ---------------
Cash, end of period                                                           $          9,239     $          1,863
                                                                              ================     ================
Supplemental disclosure of cash flow information
    Income taxes paid                                                         $            ---     $            ---
                                                                              ================     ================
    Interest paid                                                             $            ---     $            ---
                                                                              ================     ================






                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002

                                   (UNAUDITED)

Note 1 - NATURE OF OPERATIONS

         Riverside RV Rentals, Inc. (the "Company"), a Nevada corporation, provides high quality, reliable recreational vehicle and camper rentals to its customers for vacations and special occasions.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results that may be expected for the any interim period or the entire year. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

NOTE 3 - CONTINGENCIES

         The Company occupies office space within an officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the three months ended March 31, 2002 and 2001.

Note 4 - LONG-TERM DEBT

At March 31, 2002, the Company held two (2) notes payable to a bank, secured by recreational vehicles, and each bearing interest at 8.5%. The aggregate monthly payment under the terms of the agreements is approximately $2,000 with the final payments due September 2007 and December 2014, respectively.

NOTE 5 - 6% REDEEMABLE STOCK

In September 2001, the Company's North Dakota stockholders were granted rescission rights by the North Dakota Securities Commissioner in connection with their purchases of the Company's common stock under its March 30, 2001 Private Placement Memorandum due to the Company's failure to timely file the Offering document with that state. As a result, the Company was fined $2,000 and would be required to return the North Dakota stockholders' investments, with interest computed at an annual rate of 6% from the date of their investments, should the stockholders (individually or in the aggregate) exercise these rights. Accordingly, these amounts have been separately stated on the Company's balance sheet pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and it's Financial Reporting Policy ("FRC"), P. 211.01. The total amount received by the Company from its North Dakota stockholders was $28,500. Interest accrued on this amount was approximately $1,900 through March 31, 2002. Management does not currently expect the North Dakota stockholders to exercise their rights.

Item 2.  Plan of Operation
--------------------------

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as "may", "shall", "will", "could", "expect", "estimate", "anticipate", "predict", "probable", "possible", "should", "continue", or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

We are a provider of high quality, reliable camper and recreational vehicle units to consumers who seek the experience and benefits of a recreational vehicle vacation without the burdens of owning a recreational vehicle. We specialize in motorhome and camper rentals for all occasions based on daily, weekly or monthly rental periods. We also maintain or have access to fully-equipped service facilities to support maintenance and repair activities for our rental fleet. We are currently seeking to expand our operations and the geographic area of the markets that we serve.

For the three month period ended March 31, 2002.
------------------------------------------------

Liquidity and Capital Resources. We had cash of $9,239 as at March 31, 2002. Our total current assets were also $9,239 as at March 31, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. As at March 31, 2002, our total assets were $142,858 of which our recreational vehicles represent $190,007 and our office equipment represented $2,712. As at March 31, 2002 our accumulated depreciation on property and equipment was $97,619. We also had $36,000 in intangibles and other assets as at March 31, 2002.

Our total current liabilities were $15,725 as at March 31, 2002, of which $975 was represented by accounts payable and accrued expenses, $5,500 was represented by rental deposits, and $9,250 was represented by the current portion of our long-term debt. At March 31, 2002, our total liabilities and stockholders' deficit was $142,858. Our long-term debt represented $159,758 of our total liabilities. The long-term debts are for a note payable used to purchase the recreational vehicles that we rent to customers. At March 31, 2002, we also had $31,450 in contingent liabilities in 6% redeemable stock, as a result of the rescission rights held by North Dakota shareholders who purchased our stock for

$28,500. Interest accrued on that amount was approximately $1,900 through March 31, 2002. We do not expect those shareholders to exercise their rescission rights. However, there is no guarantee that these shareholders will not exercise their rescission rights. In paying for any rescission, we may be forced to divert funds from other business activities, such as, expansion activities or marketing plans. Any such diversion of funds will harm our ability to expand and earn revenue. If we receive requests for rescission at a time that we do not have sufficient funds to satisfy such requests, we may be forced to significantly curtail or completely discontinue our business activities. If we are forced to discontinue our operations, our shareholders will likely lose their entire investment in us. As at March 31, 2002, we had cash resources of $9,239. At that date, we did not have sufficient funds to satisfy a significant number of requests for rescission. In the event the requests for rescission exceed our cash resources, we may be forced to significantly curtail or discontinue our operations.

Results of Operations.

Revenues. For the three month period ended March 31, 2002 we realized revenues of $7,650 from rental services compared to $6,765 for the corresponding period ended March 31, 2001. We believe that our revenues will remain consistent due to our consistent customer base. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the three month period ended March 31, 2002, our total operating expenses were $15,162 compared to total operating expenses of $18,967 for the corresponding period ended March 31, 2001. A significant portion of those expenses were represented by $8,500 for depreciation for the three month period ended March 31, 2002, compared to $8,000 for the same period ending in 2001. We experienced significant changes in our operating expenses as follows: we had $2,850 in professional fees for the three month period ended March 31, 2002, compared to $1,500 for the same period ending in 2001, and $252 in repair expenses for the three month period ended March 31, 2002, compared to $3,885 for the same period ending in 2001. We also had no expenses for consulting services for the three month period ending March 31, 2002, compared to $2,280 for consulting services in the same period ending March 31, 2001. Therefore, for the three month period ended March 31, 2002, we experienced a net loss of $7,512 compared to a net loss of $12,202 for the corresponding period in 2001. The decrease in net loss was primarily due to decreased consulting expenses and expenses for repairs and maintenance, combined with a slight increase in revenues generated.

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

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.
--------------------------

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

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
----------------------------------------------------------

None.

Item 5.  Other Information
--------------------------

None.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

None.

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Riverside RV Rentals, Inc.
                                           a Nevada corporation



May 14, 2002                     By:      /s/ Richard Frohlich
                                           -----------------------------------
                                           Richard Frohlich
                                  Its:     President, Treasurer, Director