Form 10QSB
period 2002-06-30
RIVERSIDE RV RENTALS INC
filed 2002-08-19
CIK 1144146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002


( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from              to
                                           -------------   -----------------

Commission File Number:  000-49627



                           Riverside RV Rentals, Inc.
                           ---------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                                45-0460096
------                                                                ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 404 Beretta Street, Mandan, North Dakota, 58554
                    (Address of principal executive offices)

                                 (701) 391-2267
                                 --------------
                           (Issuer's Telephone Number)



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of August 19, 2002, there were 5,343,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements








                           RIVERSIDE RV RENTALS, INC.


                                  BALANCE SHEET

                                  JUNE 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
    Cash                                                         $       14,333
    Other current assets                                                    ---
                                                                 --------------

       Total current assets                                              14,333

Property and equipment
   Recreational vehicles                                                190,007
   Office equipment                                                       2,712
   Less:  accumulated depreciation                                     (103,600)
                                                                 --------------

        Property and equipment, net                                      89,119

Intangibles and other assets                                             36,000
                                                                 --------------

          Total assets                                           $      139,452
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
Current liabilities
    Accounts payable and accrued expenses                        $        1,500
    Rental deposits                                                       3,500
    Current portion of long-term debt                                    11,750
                                                                 --------------

       Total current liabilities                                         16,750

Contingencies                                                               ---

Long-term debt                                                          153,493

6% Redeemable stock, at fair value                                       31,870

Stockholders' Deficit
    Common stock, $.001 par value;
       Authorized shares-- 25,000,000
       Issued and outstanding shares-- 5,343,000                          5,284
    Additional paid-in capital                                            6,850
    Accumulated deficit                                                 (74,795)
                                                                 --------------

       Total stockholders' deficit                                      (62,661)
                                                                 --------------

          Total liabilities and stockholders' deficit            $      139,452
                                                                 ==============





        See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                               THREE MONTHS ENDED JUNE 30,                SIX MONTHS ENDED JUNE 30,
                                               --------------------------                 -------------------------
                                                 2002                 2001                 2002                 2001
                                                 ----                 ----                 ----                 ----
Net rental revenues                         $        26,367      $        17,872      $        34,017      $        24,637

Operating expenses
     Advertising                                        824                  429                1,049                  486
     Consulting services                                ---               32,500                  ---               34,780
     Depreciation                                     8,500                8,750               17,000               16,750
     Insurance                                        2,057                1,159                3,509                2,428
     Occupancy                                          340                  504                  680                1,004
     Office supplies and expense                      1,162                2,599                1,744                3,129
     Professional fees                                2,270                1,000                5,120                2,500
     Repairs and maintenance                          5,642                3,343                5,894                7,228
     Taxes and licenses                                 ---                  154                  481                  466
    Telephone and utilities                             726                  637                1,206                1,271
                                            ---------------      ---------------      ---------------      ---------------

       Total operating expenses                      21,521               51,075               36,683               70,042
                                            ---------------      ---------------      ---------------      ---------------

Income (loss) from operations                         4,846              (33,203)              (2,666)             (45,405)

Other income (expense)                               (3,432)              (4,053)              (3,432)              (7,600)
                                            ---------------      ---------------      ---------------      ---------------

Income (loss) before provision
   for income taxes                                   1,414              (37,256)              (6,098)             (53,005)

Provision for income taxes                              ---                  ---                  ---                  ---
                                            ---------------      ---------------      ---------------      ---------------

Net loss/comprehensive loss                 $         1,414      $       (37,256)     $        (6,098)     $       (53,005)
                                            ===============      ===============       ==============      ===============

Net loss/comprehensive loss per common
share-- basic and
    diluted                                 $           ---      $          (.01)     $           ---      $         (.01)
                                            ===============      ===============      ===============      ===============

Weighted average of common shares--
basic and diluted                                 5,343,000            5,332,700            5,343,000            5,306,200
                                            ===============      ===============      ===============      ===============


                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                                   --------------------------
                                                                                    2002                 2001
                                                                                    ----                 ----
Cash flows from operating activities
    Net loss                                                                   $        (6,098)     $       (53,005)
    Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities
    Depreciation                                                                        17,000               16,750
    Expenses paid and contributed by officer                                             3,770                3,284
    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable and
          accrued expenses                                                              (1,000)               2,290
       Increase (decrease) in rental deposits                                            3,500                 (750)
                                                                               ---------------      ---------------

          Net cash provided (used) by operating activities                              17,172              (31,431)

Cash flows from investing activities
    Purchase of property and equipment                                                     ---               (7,913)
    Net assets contributed by proprietorship                                               ---               19,355
                                                                               ---------------      ---------------

          Net cash provided by investing activities                                        ---               11,442

Cash flows from financing activities
    Principal payments of long-term debt                                                (4,157)              (5,782)
    Proceeds from issuance of common stock                                                 ---               32,500
                                                                               ---------------      ---------------

          Net cash provided (used) by financing activities                              (4,157)              26,718
                                                                               ---------------      ---------------

Net increase in cash                                                                    13,015                6,729

Cash, beginning of period                                                                1,318                  221
                                                                               ----------------     ---------------

Cash, end of period                                                           $         14,333      $         6,950
                                                                              ================     ================


Supplemental disclosure of cash flow information
    Income taxes paid                                                         $            ---      $           ---
                                                                              ================     ================
    Interest paid                                                             $            ---      $           ---
                                                                              ================     ================



                 See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                                   (UNAUDITED)

Note 1 - NATURE OF OPERATIONS

         Riverside RV Rentals, Inc. (the "Company"), a Nevada corporation, provides high quality, reliable recreational vehicle and camper rentals to its customers for vacations and special occasions.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the any interim period or the entire years ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

NOTE 3 - CONTINGENCIES

         The Company occupies office space within an officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the three months ended June 30, 2002 and 2001.

Note 4 - LONG-TERM DEBT

         At June 30, 2002, the Company held two (2) notes payable to a bank, secured by recreational vehicles, and each bearing interest at 8.5%. The aggregate monthly payment under the terms of the agreements is approximately $2,000 with the final payments due September 2007 and December 2014, respectively.

NOTE 5 - 6% REDEEMABLE STOCK

         In September 2001, the Company's North Dakota stockholders were granted rescission rights by the North Dakota Securities Commissioner in connection with their purchases of the Company's common stock under its March 30, 2001 Private Placement Memorandum due to the Company's failure to timely file the Offering document with that state. As a result, the Company was fined $2,000 and would be required to return the North Dakota stockholders' investments, with interest computed at an annual rate of 6% from the date of their investments, should the stockholders (individually or in the aggregate) exercise these rights. Accordingly, these amounts have been separately stated on the Company's balance sheet pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and it's Financial Reporting Policy ("FRC"), P. 211.01. The total amount received by the Company from its North Dakota stockholders was $28,500. Interest accrued on this amount was approximately $2,700 through June 30, 2002. Management does not currently expect the North Dakota stockholders to exercise their rights.

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

For the six month period ended June 30, 2002.
---------------------------------------------

Liquidity and Capital Resources. We had cash of $14,333 as of June 30, 2002. Our total current assets were also $14,333 as of June 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. As of June 30, 2002, our total assets were $139,452 of which our recreational vehicles represent $190,007 and our office equipment represented $2,712. As of June 30, 2002 our accumulated depreciation on property and equipment was $103,600. We also had $36,000 in intangibles and other assets as of June 30, 2002.

Our total current liabilities were $16,750 as of June 30, 2002, of which $1,500 was represented by accounts payable and accrued expenses, $3,500 was represented by rental deposits, and $11,750 was represented by the current portion of our long-term debt. At June 30, 2002, our total liabilities and stockholders' deficit was $139,452. Our long-term debt represented $153,493 of our total liabilities. The long-term debts are for a note payable used to purchase the recreational vehicles that we rent to customers. At June 30, 2002, we also had $31,870 in contingent liabilities in 6% redeemable stock, as a result of the rescission rights held by North Dakota shareholders who purchased our stock for $28,500. Interest accrued on that amount was approximately $2,700 through June 30, 2002. We do not expect those shareholders to exercise their rescission rights. However, there is no guarantee that these shareholders will not exercise their rescission rights. In paying for any rescission, we may be forced to divert funds from other business activities, such as, expansion activities or marketing plans. Any such diversion of funds will harm our ability to expand and earn revenue. If we receive requests for rescission at a time that we do not have sufficient funds to satisfy such requests, we may be forced to significantly curtail or completely discontinue our business activities. If we are forced to discontinue our operations, our shareholders will likely lose their entire investment in us. As of June 30, 2002, we had cash resources of $14,700. At that date, we did not have sufficient funds to satisfy a significant number of requests for rescission. In the event the requests for rescission exceed our cash resources, we may be forced to significantly curtail or discontinue our operations.

Results of Operations.

Revenues. For the six month period ended June 30, 2002 we realized revenues of $34,017 from rental services compared to $24,637 for the corresponding period ended June 30, 2001. We believe that our revenues will remain relatively consistent due to our consistent customer base. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the six month period ended June 30, 2002, our total operating expenses were $36,683 compared to total operating expenses of $70,042 for the corresponding period ended June 30, 2001. A significant portion of those expenses were represented by $17,000 for depreciation for the six month period ended June 30, 2002, compared to $16,750 for the same period ending in 2001. We experienced significant changes in our operating expenses as follows: we had $5,120 in professional fees for the six month period ended June 30, 2002, compared to $2,500 for the same period ending in 2001, and $5,894 in repair expenses for the six month period ended June 30, 2002, compared to $7,228 for the same period ending in 2001. We also had no expenses for consulting services for the six month period ending June 30, 2002, compared to $34,780 for consulting services in the same period ending June 30, 2001. Therefore, for the six month period ended June 30, 2002, we experienced a net loss of $2,666 compared to a net loss of $45,405 for the corresponding period in 2001. The decrease in net loss was primarily due to decreased consulting expenses and expenses for repairs and maintenance, combined with an increase in revenues generated.

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

In order for us to grow enough to reach year round profitability, we must expand into geographical regions that are more conducive to the RV rental business. To overcome this obstacle we are proposing to expand our operations by establishing a rental facility in Portland, Oregon and in Golden, Colorado. These locations have been selected for their large surrounding population base of outdoor enthusiasts. We believe that by diversifying our market territory we will be able to stabilize our revenue stream and sustain the year-round operations of all our locations.

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

Item 2. Changes in Securities.
------------------------------

None.

Item 3.  Defaults Upon Senior Securities
----------------------------------------

None.

Item 4.  Submission of Matters to Vote of Security Holders
-----------------------------------------------------------

None.

Item 5.  Other Information
---------------------------

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

                                         Riverside RV Rentals, Inc.
                                         a Nevada corporation



August 19, 2002                 By:      /s/ Richard Frohlich
                                         -----------------------------------
                                         Richard Frohlich
                               Its:      President, Treasurer, Director

                                 CERTIFICATIONS

I, Richard Frohlich, certify that:

1.       I have read this quarterly report on Form 10-QSB of Riverside RV
         Rentals, Inc.;

2. To my knowledge, the information in this report is true in all important respects as of June 30, 2002; and

3. This report contains all information about the company of which I am aware that I believe is important to a reasonable investor, in light of the subjects required to be addressed in this report, as of June 30, 2002.

For purposes of this certification, the information is "important to a reasonable investor" if:

(a) There is substantial likelihood that a reasonable investor would view the information as significantly altering the total mix of information in the report; and

(b) The report would be misleading to a reasonable investor if the information was omitted from the report.

Date: August 19, 2002
                                         By:      /s/ Richard Frohlich
                                                  ---------------------------
                                                  Richard Frohlich
                                         Its:     Chief Executive Officer and
                                                  Chief Financial Officer