Form 10QSB
period 2002-09-30
RIVERSIDE RV RENTALS INC
filed 2002-11-19
CIK 1144146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB








(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002


( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 For the transition period from                   to
                                          ------------------    ----------------

Commission File Number:  000-49627



                           Riverside RV Rentals, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                               45-0460096
------                                                               ----------
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



                      APPLICABLE ONLY TO CORPORATE ISSUERS


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of November 14, 2002, there were 5,343,000 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                           RIVERSIDE RV RENTALS, INC.


                              FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                           RIVERSIDE RV RENTALS, INC.


                                  BALANCE SHEET

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

                                     ASSETS
                                     ------
Current assets
    Cash                                                         $        7,050
    Other current assets                                                    ---
                                                                 --------------

       Total current assets                                               7,050

Property and equipment
   Recreational vehicles                                                190,007
   Office equipment                                                       2,712
   Less:  accumulated depreciation                                     (112,100)
                                                                 --------------

        Property and equipment, net                                      80,619

Intangibles and other assets                                             36,000
                                                                 --------------

          Total assets                                           $      123,669
                                                                 ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

Current liabilities
    Accounts payable and accrued expenses                        $        5,106
    Rental deposits                                                       1,500
    Current portion of long-term debt                                    11,750
                                                                 --------------

       Total current liabilities                                         18,356

Contingencies                                                               ---

Long-term debt                                                          137,625

6% Redeemable stock, at fair value                                       32,350

Stockholders' Deficit
    Common stock, $.001 par value;
       Authorized shares-- 25,000,000
       Issued and outstanding shares-- 5,343,000                          5,284
    Additional paid-in capital                                            6,710
    Accumulated deficit                                                 (76,656)
                                                                 --------------

       Total stockholders' deficit                                      (64,182)
                                                                 --------------

          Total liabilities and stockholders' deficit            $      123,669
                                                                 ==============




See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                             THREE MONTHS ENDED SEPTEMBER 30,          NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------           -------------------------------
                                                 2002                 2001                 2002                 2001
                                                 ----                 ----                 ----                 ----
Net rental revenues                       $          27,373    $          22,831      $        61,390      $        47,468

Operating expenses
     Advertising                                         30                  240                1,079                  726
     Consulting services                                ---                  ---                  ---               34,780
     Depreciation                                     8,500                8,700               25,500               25,450
     Insurance                                        2,101                1,743                5,610                4,171
     Occupancy                                          340                  500                1,020                1,504
     Office supplies and expense                      2,057                2,294                3,801                5,423
     Professional fees                                3,606                  914                8,726                3,414
     Repairs and maintenance                          9,603               11,776               15,497               19,004
     Taxes and licenses                                 ---                  ---                  481                  466
    Telephone and utilities                             924                  513                2,130                1,784
                                            ---------------      ---------------      ---------------      ---------------

       Total operating expenses                      27,161               26,680               63,844               96,722
                                            ---------------      ---------------      ---------------      ---------------

Income (loss) from operations                           212               (3,849)              (2,454)             (49,254)

Other income (expense)                               (2,073)              (4,237)              (5,505)             (11,837)
                                            ---------------      ---------------      ---------------      ---------------

Income (loss) before provision
   for income taxes                                  (1,861)              (8,086)              (7,959)             (61,091)

Provision for income taxes                              ---                  ---                  ---                  ---
                                            ---------------      ---------------      ---------------      ---------------

Net loss/comprehensive loss                 $        (1,861)     $        (8,086)     $        (7,959)     $       (61,091)
                                            ===============      ================     ===============      ===============

Net loss/comprehensive loss per common
share-- basic and
    diluted                                 $           ---      $           ---      $           ---    $             ---
                                            ===============      ================     ================     ================

Weighted average of common shares--
basic and diluted                                 5,343,000            5,345,000            5,343,000            5,319,300
                                            ===============      ===============      ===============      ===============



See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                    2002                 2001
                                                                                    ----                 ----
Cash flows from operating activities
    Net loss                                                                   $        (7,959)     $        (61,091)
    Adjustments  to  reconcile  net  loss to net  cash  used in  operating activities
    Depreciation                                                                        25,500                25,450
    Cost of services paid with common stock                                                ---                 2,280
    Expenses paid and contributed by officer                                             4,110                 1,504
    Changes in operating assets and liabilities
       Increase (decrease) in accounts payable and
          accrued expenses                                                               2,606                 2,290
       Increase (decrease) in rental deposits                                            1,500                (1,250)
                                                                               ---------------      ---------------

          Net cash provided (used) by operating activities                              25,757               (30,817)

Cash flows from investing activities
    Purchase of property and equipment                                                     ---                (7,913)
    Net assets contributed by proprietorship                                               ---                19,355
                                                                               ---------------      ---------------

          Net cash provided by investing activities                                        ---                11,442

Cash flows from financing activities
    Principal payments of long-term debt                                               (20,025)               (6,463)
    Proceeds from issuance of common stock                                                 ---                32,500
                                                                               ---------------      ---------------

          Net cash provided (used) by financing activities                             (20,025)               26,037
                                                                               ----------------     ---------------

Net increase in cash                                                                     5,732                 6,662

Cash, beginning of period                                                                1,318                   221
                                                                               ----------------     ---------------

Cash, end of period                                                            $         7,050      $           6,883
                                                                               ===============     ================


Supplemental disclosure of cash flow information
    Income taxes paid                                                          $           ---      $            ---
                                                                               ================      ===============
    Interest paid                                                              $         5,505      $          11,862
                                                                               ================      ===============



See accompanying notes to financial statements.

                           RIVERSIDE RV RENTALS, INC.


                          NOTES TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                                   (UNAUDITED)

Note 1 - NATURE OF OPERATIONS

     Riverside RV Rentals, Inc. (the "Company"), a Nevada corporation, provides high quality, reliable recreational vehicle and camper rentals to its customers for vacations and special occasions.

NOTE 2 - BASIS OF PRESENTATION

         The unaudited financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results that may be expected for the any interim period or the entire years ended December 31, 2002 and 2001. These financial statements and the related notes should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001 included in the Company's annual report on Form 10-KSB.

NOTE 3 - CONTINGENCIES

         The Company occupies office space within an officer's residence. Accordingly, occupancy costs have been allocated to the Company based on the square foot percentage assumed multiplied by the officer's total monthly costs. These amounts are shown in the accompanying statement of operations for the three months ended September 30, 2002 and 2001.

Note 4 - LONG-TERM DEBT

At September 30, 2002, the Company held two (2) notes payable to a bank, secured by recreational vehicles, and each bearing interest at 8.5%. The aggregate monthly payment under the terms of the agreements is approximately $2,000 with the final payments due September 2007 and December 2014, respectively.

NOTE 5 - 6% REDEEMABLE STOCK

In September 2001, the Company's North Dakota stockholders were granted rescission rights by the North Dakota Securities Commissioner in connection with their purchases of the Company's common stock under its March 30, 2001 Private Placement Memorandum due to the Company's failure to timely file the Offering document with that state. As a result, the Company was fined $2,000 and would be required to return the North Dakota stockholders' investments, with interest computed at an annual rate of 6% from the date of their investments, should the stockholders (individually or in the aggregate) exercise these rights. Accordingly, these amounts have been separately stated on the Company's balance sheet pursuant to Regulation S-X as promulgated by the Securities and Exchange Commission and it's Financial Reporting Policy ("FRC"), P. 211.01. The total amount received by the Company from its North Dakota stockholders was $28,500. Interest accrued on this amount was approximately $2,850 through September 30, 2002. Management does not currently expect the North Dakota stockholders to exercise their rights.

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

For the nine month period ended September 30, 2002.
---------------------------------------------------

Liquidity and Capital Resources. We had cash of $7,050 as of September 30, 2002. Our total current assets were also $7,050 as of September 30, 2002. We believe that our available cash is sufficient to pay our day-to-day expenditures. As of September 30, 2002, our total assets were $123,669 of which our recreational vehicles represent $190,007 and our office equipment represented $2,712. As of September 30, 2002 our accumulated depreciation on property and equipment was $112,100. We also had $36,000 in intangibles and other assets as of September 30, 2002.

Our total current liabilities were $18,356 as of September 30, 2002, of which $5,106 was represented by accounts payable and accrued expenses, $1,500 was represented by rental deposits, and $11,750 was represented by the current portion of our long-term debt. At September 30, 2002, our total liabilities and stockholders' deficit was $123,669. Our long-term debt represented $137,625 of our total liabilities. The long-term debts are for a note payable used to purchase the recreational vehicles that we rent to customers. At September 30, 2002, we also had $32,350 in contingent liabilities in 6% redeemable stock, as a result of the rescission rights held by North Dakota shareholders who purchased our stock for $28,500. Interest accrued on that amount was approximately $2,850 through September 30, 2002. We do not expect those shareholders to exercise their rescission rights. However, there is no guarantee that these shareholders will not exercise their rescission rights. In paying for any rescission, we may be forced to divert funds from other business activities, such as, expansion activities or marketing plans. Any such diversion of funds will harm our ability to expand and earn revenue. If we receive requests for rescission at a time that we do not have sufficient funds to satisfy such requests, we may be forced to significantly curtail or completely discontinue our business activities. If we are forced to discontinue our operations, our shareholders will likely lose their entire investment in us. As of September 30, 2002, we had cash resources of $7,050. At that date, we did not have sufficient funds to satisfy a significant number of requests for rescission. In the event the requests for rescission exceed our cash resources, we may be forced to significantly curtail or discontinue our operations.

Results of Operations.

Revenues. For the nine month period ended September 30, 2002 we realized revenues of $61,390 from rental services compared to $47,468 for the corresponding period ended September 30, 2001. We believe that our revenues will remain relatively consistent due to our consistent customer base. Therefore, unless we expand our operations, we believe that our revenues will continue at their current levels.

Operating Expenses. For the nine month period ended September 30, 2002, our total operating expenses were $63,844 compared to total operating expenses of $96,722 for the corresponding period ended September 30, 2001. A significant portion of those expenses were represented by $25,000 for depreciation for the nine month period ended September 30, 2002, compared to $25,450 for the same period ending in 2001.

We experienced significant changes in our operating expenses as follows: we had $8,726 in professional fees for the nine month period ended September 30, 2002, compared to $3,414 for the same period ending in 2001, and $15,497 in repair expenses for the nine month period ended September 30, 2002, compared to $19,004 for the same period ending in 2001. We also had no expenses for consulting services for the nine month period ending September 30, 2002, compared to $34,780 for consulting services in the same period ending September 30, 2001. Therefore, for the nine month period ended September 30, 2002, we experienced a net loss of $2,454 compared to a net loss of $49,254 for the corresponding period in 2001. The decrease in net loss was primarily due to decreased consulting expenses and expenses for repairs and maintenance, combined with an increase in revenues generated.

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

In order for us to grow enough to reach year round profitability, we must expand into markets that are more conducive to the RV rental business. To overcome this obstacle we are proposing to expand our operations by establishing a rental facility in Portland, Oregon and in Golden, Colorado. These locations have been selected for their large surrounding population base. We believe that by diversifying our market territory we will be able to stabilize our revenue stream and sustain the year-round operations of all our locations.

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

Item 3. Controls and Procedures
-------------------------------

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.


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

Item 2. Changes in Securities.
-------------------------------

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

                                               Riverside RV Rentals, Inc.
                                               a Nevada corporation



November 19, 2002                       By:    /s/ Richard Frohlich
                                               --------------------------------
                                               Richard Frohlich
                                       Its:    President, Treasurer, Director

CERTIFICATIONS I, Richard Frohlich, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Riverside RV Rentals, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 19, 2002


/s/ Richard Frohlich
----------------------
Richard Frohlich
Chief Executive Officer and Chief Financial Officer